Form 10-K/A
period 2006-12-31
GSAMP Trust 2006-NC2
filed 2007-04-23
CIK 1366182

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K/A


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

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

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

        Not applicable.


     Documents Incorporated by Reference.

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K/A (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2)
  Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b); or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., the annual report to security holders for fiscal year ended December 24, 1980).

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


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Not applicable.


  Item 9A. Controls and Procedures.

            Not applicable.


  Item 9A(T). Controls and Procedures.

            Not applicable.


  Item 9B. Other Information.

Pursuant to a Form 8-K filed on April 16, 2007 (the "April 16 Announcement"), on April 10, 2007, the Board of Directors of New Century Financial Corporation ("New Century") adopted the New Century Financial Corporation Key Employee Incentive Plan (the "Incentive Retention Plan") and the New Century Financial Corporation Executive Incentive Plan (the "Incentive Plan"), both of which are subject to the approval of the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

According to the April 16 Announcement, the Incentive Retention Plan provides approximately $2.8 million to fund the payment of retention bonuses and also provides that certain key employees will receive incentive bonuses based upon the extent to which the liquidation prices for certain of New Century's assets meet or exceed targets established in the plan. According to the April 16 Announcement, New Century currently expects that approximately 120 employees could participate in the Incentive Retention Plan, subject to Bankruptcy Court approval.

Pursuant to a Form 8-K filed on April 6, 2007 (the "April 6 Announcement"), on April 2, 2007, New Century and its subsidiary, New Century Mortgage Corporation ("NCMC"), entered into an Asset Purchase Agreement (the "Servicing Assets Agreement") with Carrington Capital Management, LLC ("CCM") and its affiliate (collectively, "Carrington") for the sale of its servicing assets and servicing platform to Carrington for approximately $133 million based on mortgage servicing rights and advances outstanding at the time of the execution of the Servicing Assets Agreement. According to the April 6 Announcement, New Century owns a 36.75% interest in CCM and, as of February 28, 2007, an approximately 4.2% interest in Carrington Investment Partners, LP, a fund managed by CCM, through New Century's investments in Carrington Investment Partners (US), LP. According to the April 6 Announcement, the consummation of the transaction is subject to higher and better bids, approval by the Bankruptcy Court and other customary closing conditions.According to the April 6 Announcement, on April 2, 2007, New Century and certain of its subsidiaries entered into an asset purchase agreement with Greenwich Capital Financial Products, Inc. ("Greenwich"), to sell certain mortgage loans originated by New Century, as well as residual interests in certain securitization trusts owned by New Century for approximately $50 million. According to the April 6 Announcement, the consummation of the transaction is subject to higher and better bids and approval by the Bankruptcy Court.

According to the April 6 Announcement, on April 2, 2007, in connection with its filing under chapter 11 of the Bankruptcy Code, New Century, NCMC, and Home123 Corporation reduced their aggregate workforce by a total of approximately 3,200 people (approximately 54% of their total aggregate workforce) nationwide. According to the April 6 Announcement, although estimates are subject to change as additional information becomes available, New Century expects to incur severance pay expenses and make related cash expenditures of approximately $4.6 million in connection with the reduction in its workforce.

According to the April 6 Announcement, New Century announced that it obtained a commitment from The CIT Group/Business Credit, Inc., and Greenwich Capital Financial Products, Inc. to provide New Century up to $150 million in debtor-in-possession financing, subject to court approval.

According to the April 6 Announcement, in connection with its efforts to mitigate the impact on consumers resulting from New Century's funding constraints, and consistent with its obligations under the various cease and desist orders it has received from, and the consent agreements it has entered into with, its various state regulators, New Century has made a concerted effort to reduce the number of mortgage loans in its pipeline that were ready for funding or in other stages of processing, but had not been funded. According to the April 6 Announcement, New Century's efforts included requesting that most of the loans in its pipeline be returned to the mortgage brokers that submitted the loan applications to New Century (with the borrower's consent) so that they could be placed with other lenders. According to the April 6 Announcement, in the case of New Century's retail channel, New Century contacted other lenders and mortgage brokers and with the borrower's consent transferred their file information to such other lenders and mortgage brokers for further processing. According to the April 6 Announcement, New Century's state regulators also assisted in reducing the pipeline by providing New Century with referrals to lenders who were willing to assist New Century in disposing of its loan inventory. According to the April 6 Announcement, as a result of these efforts, as of April 3, 2007, New Century has disposed of all of the loans in its inventory. According to the April 6 Announcement, and as previously reported, earlier this month New Century ceased accepting new loan applications.

        Pursuant to a Form 8-K filed on March 28, 2007 (the "March 28th Announcement"), on March 26, 2007 New Century notified the Federal Home Loan Mortgage Corp. ("Freddie Mac"), that it was voluntarily terminating its eligibility with Freddie Mac. As a result of this termination, New Century and its subsidiaries are no longer able to sell mortgage loans directly to Freddie Mac or act as the primary servicer of any mortgage loans for Freddie Mac.

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

  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.


            None.


  Item 1117 of Regulation AB, Legal Proceedings.

According to the April 16 Announcement, the Commonwealth of Massachusetts Office of the Attorney General issued a Civil Investigation Demand to New Century, which requests certain documents relating to New Century's loan origination business practices in connection with an investigation conducted pursuant to the Attorney General's authority to enforce consumer protection statutes. According to the April 16 Announcement, New Century is cooperating with this investigation.

According to the April 6 Announcement, on April 2, 2007, New Century announced that it and several of its subsidiaries, including, among others, NCMC, NC Capital Corporation, and Home123 Corporation, (collectively, the "Debtors") filed voluntary petitions (the "Bankruptcy Filings") under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the Bankruptcy Court. According to the April 6 Announcement, these bankruptcy cases (the "Bankruptcy Cases") are being jointly administered in the Bankruptcy Court under the caption "In re New Century TRS Holdings, Inc., et al., Case No. 07-10416" before the Honorable Kevin J. Carey, United States Bankruptcy Judge. According to the
April 6 Announcement, the Debtors will continue to operate their business as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

According to the April 6 Announcement, neither New Century Mortgage Securities Inc. nor New Century Mortgage Securities LLC or the securitization trusts created by such entities were included in the Bankruptcy Filings.

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

         Pursuant to a Form 8-K filed on March 20, 2007 (the "March 20th Announcement"), on March 16, 2007, New Century received additional cease and desist orders from the State of California (the "California Orders") and certain of New Century's subsidiaries entered into consent agreements with the State of Florida's Office of Financial Regulation and the State of Washington's Department of Financial Institutions, respectively, each dated March 16, 2007 (the "March 16 Agreements" and together with the California Orders, the "March 16 Orders and Consent Agreements").

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

Servicing criteria 1122(d)(4)(vii)

New Century Mortgage Corporation did not:
* Initiate, conduct and conclude loss mitigation or recovery actions within time frames or other requirements of the respective transaction agreements;
* Execute forbearance plans as required by the respective transaction agreements;
* Execute pre-foreclosure sales or short payoffs resulting from the acceptance of funds in an amount that is less than the total borrower indebtedness as required by the respective transaction agreements; and
* Execute foreclosures as required by the respective transaction agreements.


On April 2, 2007, the Registrant filed a Form 10-K with the Securities and Exchange Commission (the "Initial Form 10-K"). Subsequent to the filing of the Initial Form 10-K, the accounting firm provided a report which disclaims an opinion with respect to NCMC's compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB, which is attached hereto as Exhibit 34
(c).

In its report, the accounting firm noted that the Audit Committee of NCMC's parent corporation, New Century, has initiated an independent investigation into the issues giving rise to New Century's need to restate its 2006 interim financial statements, as well as the issues pertaining to New Century's valuation of residual interests in securitizations in 2006 and prior periods. This investigation has not yet been completed and, accordingly, the accounting firm stated that it was not able to perform procedures necessary to complete its examination of NCMC's compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB for loans serviced by NCMC that were included in publicly issued mortgage-backed security transactions issued on or after January 1, 2006. The accounting firm further noted that had it been able to perform procedures necessary to complete its examination, additional instances of material noncompliance with the applicable servicing criteria may have been identified.

Because of the restriction on the scope of the accounting firm's examination discussed in the preceding paragraph, the accounting firm concluded that the scope of its work was not sufficient to enable it to express, and it did not express, an opinion on whether NCMC is in compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB.


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


  Item 1123 of Regulation AB, Servicer Compliance Statement.

            See Exhibit 35.

            NCMC provided the registrant with a Servicer Compliance Statement that was filed with the Initial Form 10-K. The NCMC Servicer Compliance Statement that is attached to this Form 10-K/A as
            Exhibit 35 (c) has been revised from the Servicer Compliance Statement that was filed with the Initial Form 10-K. Specifically, there were certain amendments to Appendix B.



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

    Date:      April 23, 2007


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

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Deutsche Bank National Trust Company as Trustee, New Century Mortgage Corporation as Servicer, Ocwen Loan Servicing, LLC as Servicer, Wells Fargo Bank, N.A. as Master Servicer and Wells Fargo Bank, N.A., as Securities Administrator.


     Dated:    April 23, 2007

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

By: /s/ Robert Frier
Name: Robert Frier
Its: Director

DEUTSCHE BANK TRUST COMPANY AMERICAS

By: /s/ Kevin C. Weeks
Name: Kevin C. Weeks
Its: Managing Director

By: /s/ Jenna Kaufman
Name: Jenna Kaufman
Its: Director





EX-34 (c)
(logo) KPMG

KPMG LLP Suite 700
600 Anton Boulevard
Costa Mesa, CA 92626-7651




Report of Independent Registered Public Accounting Firm



The Board of Directors
New Century Mortgage Corporation,
 a wholly owned subsidiary of New Century Financial Corporation:


We were engaged to examine New Century Mortgage Corporation's (the Company) compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's (SEC) Regulation AB, to the extent applicable for the Company as set forth in Appendix A to Management's Certification Regarding Compliance with Applicable Servicing Criteria (Management's Assessment), as of and for the year ended December 31, 2006, for loans serviced by the Company that were included in publicly issued mortgage-backed security transactions issued on or after January 1, 2006 (the Platform). We were not engaged to examine the Company's compliance with servicing criteria 1122(d)(1)(iii), 1122(d)(3)(i)(C), 1122(d)(3)(ii)-(iv),
1122(d)(4)(i)-(ii), 1122(d)(4)(xi)-(xii), and 1122(d)(4)(xv), and servicing criteria 1122(d)(2)(i) and 1122(d)(4)(iv) only as they relate to the initial processing of cash receipts at the lockbox, which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the year ended December 31, 2006. Appendix B to Management's Assessment identifies the individual mortgage-backed security transactions defined by management as constituting the Platform. Management is responsible for the Company's compliance with the aforementioned servicing criteria.

Management has identified the following instances of material noncompliance with the applicable servicing criteria set forth in Item 1122(d) of the SEC's Regulation AB as of and for the year ended December 31, 2006, for loans serviced by the Company that were included in publicly issued mortgage-backed security transactions issued on or after January 1,2006:

* Servicing criteria 1122(d)(1)(ii). The Company did not have adequate policies and procedures in place to monitor the material servicing activities outsourced to the third party performing the initial processing of cash receipts at the lockbox.

* Servicing criteria 1122(d)(1)(iv). The Company did not maintain adequate fidelity bond coverage.

* Servicing criteria 1122(d)(2)(vii)(B). The Company did not complete bank account reconciliations within the time required.

* Servicing criteria 1122(d)(4)(vi). The Company did not review and approve changes to the terms or status of an obligor's pool asset as required by the respective transaction agreements and related pool asset documents.





KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.


(PAGE)


*  Servicing criteria 1122(d)(4)(vii). The Company did not:

   - Initiate, conduct and conclude loss mitigation or recovery actions within time frames or other requirements of the respective transaction agreements;

   - Execute forbearance plans as required by the respective transaction agreements;

   - Execute pre-foreclosure sales or short payoffs resulting from the acceptance of funds in an amount that is less than the total borrower indebtedness as required by the respective transaction agreements; and

   -  Execute foreclosures as required by the respective transaction agreements.

Management has concluded that, due to the above instances of material noncompliance, the Company did not comply with the servicing criteria set forth in Item 1122(d) of the SEC's Regulation AB as of and for the year ended December 31, 2006, for loans serviced by the Company that were included in publicly issued mortgage-backed security transactions issued on or after January 1,2006.

New Century Financial Corporation's (New Century) audit committee has initiated an independent investigation into the issues giving rise to New Century's need to restate its 2006 interim fmancial statements, as well as the issues pertaining to New Century's valuation of residual interests in securitizations in 2006 and prior periods. This investigation has not yet been completed and, accordingly, we were not able to perform procedures necessary to complete our examination of New Century Mortgage Corporation's compliance with the servicing criteria set forth in Item 1122(d) of the SEC's Regulation AB for loans serviced by the Company that were included in publicly issued mortgage-backed security transactions issued on or after January 1, 2006. Had we been able to perform procedures necessary to complete our examination, additional instances of material noncompliance with the applicable servicing criteria may have been identified.

Because of the restriction on the scope of our examination discussed in the preceding paragraph, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on whether New Century Mortgage Corporation is in compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB.

New Century has disclosed that it has received numerous notices from lenders alleging that certain events of default have occurred as defined in certain Master Repurchase Agreements and other borrowing agreements, and that these lenders have accelerated New Century's obligation to repurchase all outstanding mortgage loans financed under those agreements and terminated those agreements. New Century has disclosed that, due to lack of liquidity, it has been unable to meet a number of those repurchase requests. As a result, New Century has elected to cease accepting loan applications from prospective borrowers.

In addition, New Century has previously disclosed that it has received cease and desist orders from several states and entered into consent agreements with several of these states. The orders and consent agreements seek to restrict New Century and certain of its subsidiaries from taking certain actions, including, among others, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdictions. The orders and consent agreements also seek to cause the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold fees relating to pending applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by subsidiaries, and the provision of regular information to state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state. New Century also has disclosed that the State of New York has suspended its mortgage banking license in that state.


(PAGE)


New Century has received a Notice of Breach and Termination of Mortgage Selling and Servicing Contract from the Federal National Mortgage Association (Fannie
Mae). In its notice, Fannie Mae purports to terminate its Mortgage Selling and Servicing Contract with New Century (the Fannie Mae Contract) for cause, based on alleged breaches of the Fannie Mae Contract as well as alleged breaches by New Century under other contracts with Fannie Mae. As a result of the termination, New Century is no longer able to sell mortgage loans directly to Fannie Mae or act as the primary servicer of any mortgage loans for Fannie Mae. New Century also notified the Federal Home Loan Mortgage Corp. (Freddie Mac) that it was voluntarily terminating its eligibility with Freddie Mac. As a result of this termination, New Century and its subsidiaries are no longer able to sell mortgage loans directly to Freddie Mac or act as the primary servicer of any mortgage loans for Freddie Mac.

On April 2, 2007, New Century filed voluntary petitions (the Bankruptcy Filings) for reorganization under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). New Century will continue to operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Further, on April 2, 2007, New Century entered into an Asset Purchase Agreement with Carrington Capital Management, LLC and its affiliate (Carrington) for the sale of its servicing assets and servicing platform to Carrington. The consummation of the transaction is subject to approval by the Bankruptcy Court.

The matters discussed in the four preceding paragraphs, including their respective resolution, raise substantial doubt about New Century's ability to continue as a going concern. Resolution of the uncertainty associated with New Century's ability to continue as a going concern may have a material and adverse effect on the Company's ability to fulfill its existing loan servicing obligations, including those associated with publicly issued mortgage-backed security transactions issued on or after January 1,2006.




/s/ KPMG LLP
KPMG LLP

Costa Mesa, California
April 4, 2007





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





EX-35 (c)

REG AB ITEM 1123 STATEMENT OF COMPLIANCE


     I, Kevin Cloyd, hereby certify that I am a duly appointed Executive Vice President of New Century Mortgage Corporation (the "Servicer"), and further certify as follows:

     1. This certification is being made pursuant to the terms of the Servicing Agreements or Pooling and Servicing Agreements, as applicable (collectively, the "Agreements"), listed on Appendix A attached hereto.

     2. I have reviewed the activities of the Servicer during the reporting period and a review of the Servicer's performance under the Agreements has been made under my supervision and, to the best of my knowledge based on such review, the Servicer has fulfilled all of its obligations under the Agreements in all material respects throughout the reporting period, except as set forth on Appendix B attached hereto.

     Capitalized terms not otherwise defined herein have the meanings set forth in the Agreements.

     IN WITNESS WHEREOF, the undersigned has executed this Certificate as of April 4, 2007.

By:    /s/ Kevin Cloyd
Name:  Kevin Cloyd
Title: Executive Vice President

       I, Joseph Tortorelli, a (an) Assistant Secretary of the Servicer, hereby certify that Kevin Cloyd is a duly elected, qualified, and acting Executive Vice President of the Servicer and that the signature appearing above is his/her genuine signature.

       IN WITNESS WHEREOF, the undersigned has executed this Certificate as of April 4, 2007.

By:    /s/ Joseph Tortorelli
Name:  Joseph Tortorelli
Title: Assistant Secretary




APPENDIX A

1. NCHELT 2006-1 - Servicing Agreement, dated as of March 30, 2006, among New Century Mortgage Home Equity Loan Trust 2006-1, as issuer, the Company, as servicer and Deutsche Bank National Trust Company, as indenture trustee.

2. NCHELT 2006-2 - Servicing Agreement, dated June 29, 2006, among New Century Home Equity Loan Trust 2006-2, as issuer, the Company, as servicer and Deutsche Bank National Trust Company, as indenture trustee.

3. NCHELT 2006-ALT 1 - Servicing Agreement, dated as of June 22, 2006, among New Century Alternative Mortgage Loan Trust 2006-ALT 1, as issuer, Wells Fargo Bank, N.A., as servicer, and Deutsche Bank National Trust Company, as indenture trustee.

4. NCHELT 2006-S1 - Servicing Agreement, dated as of February 27, 2006, among New Century Home Equity Loan Trust 2006-S1, as issuer, the Company, as servicer, and Deutsche Bank National Trust Company, as indenture trustee.

5. CMLT 2006-1 - Pooling and Servicing Agreement, dated as of February 8, 2006, among Citigroup Mortgage Loan Trust Inc., as depositor, the Company, as servicer, and Deutsche Bank National Trust Company, as trustee.

6. CMLT 2006-2 - Pooling and Servicing Agreement, dated as of June 21, 2006, among Bear Stearns Asset Backed Securities I LLC, as depositor, the Company, as servicer, and Deutsche Bank National Trust Company, as trustee.

7. CMLT 2006-3 - Pooling and Servicing Agreement, dated as of August 10, 2006, among Citigroup Mortgage Loan Trust Inc., as depositor, the Company, as servicer, and Deutsche Bank National Trust Company, as trustee.

8. CMLT 2006-4 - Pooling and Servicing Agreement, dated as of September 28, 2006, among Stanwich Asset Acceptance Company, LLC, as depositor, the Company, as servicer, and Deutsche Bank National Trust Company, as trustee.

9. CMLT 2006-5 - Pooling and Servicing Agreement, dated as of December 19, 2006, among Stanwich Asset Acceptance Company, LLC, as depositor, the Company, as servicer, and Deutsche Bank National Trust Company, as trustee.

10. CMLTI 2006-NC1: Pooling and Servicing Agreement, dated as of June 1, 2006, among Citigroup Mortgage Loan Trust Inc., as depositor, Wells Fargo Bank, N.A. as servicer, Citibank, N.A., as trust administrator and U.S. Bank, N.A., as trustee.

11. CMLTI 2006-NC2: Pooling and Servicing Agreement, dated as of September 1, 2006, among Citigroup Mortgage Loan Trust Inc., as depositor, Wells Fargo Bank, N.A. as servicer, Citibank, N.A., as trust administrator and U.S. Bank, N.A., as trustee.

12. CMLTI 2006-HE3: Pooling and Servicing Agreement, dated as of December 1, 2006, among Citigroup Mortgage Loan Trust Inc., as depositor, Wells Fargo Bank, N.A., JP Morgan Chase Bank, N.A., Ocwen Loan Servicing LLC and Countrywide Home Loans Servicing LP as servicers, Citibank, N.A., as trust administrator and U.S. Bank, N.A., as trustee.

13. GSAMP 2006-NC2: Pooling and Servicing Agreement, dated as of June 1, 2006, among GS Mortgage Securities Corp., as depositor, Ocwen Loan Servicing LLC, as servicer, and Deutsche Bank National Trust Company, as Trustee.



APPENDIX B

 Items of Material Non Compliance Servicing criteria 1122(d)(1)(ii)

 The Servicer did not have adequate policies and procedures in place to monitor the material servicing activities outsourced to the third party performing the initial processing of cash receipts at the lockbox.

 Servicing criteria 1122(d)(1)(iv)

 The Servicer did not maintain adequate fidelity bond coverage.

 Servicing criteria 1122(d)(vii)(B)

 The Servicer did not complete bank account reconciliations within the time required.

 Servicing criteria 1122(d)(4)(vi)

 The Servicer did not review and approve changes to the terms or status of an obligor's pool asset as required by the respective transaction agreements and related pool asset documents.

 Servicing criteria 1122(d)(4)(vii)

 The Servicer did not:
* Initiate, conduct and conclude loss mitigation or recovery actions within time frames or other requirements of the respective transaction agreements;
* Execute forbearance plans as required by the respective transaction agreements;
* Execute pre-foreclosure sales or short payoffs resulting from the acceptance of funds in an amount that is less than the total borrower indebtedness as required by the respective transaction agreements; and
*  Execute foreclosures as required by the respective transaction agreements.

Failure to receive reports required by Item 1122 of Regulation AB

 The Servicer did not receive an Assessment of Compliance or an accompanying Attestation Report required by Item 1122(d) of Regulation AB from Union Bank of California, N.A., the vendor responsible for the initial processing of cash receipts at the lockbox, which is applicable to servicing criteria 1122(d)(2)(i) and 1122(d)(4)(iv).

KPMG LLP, the Servicer's independent registered public accounting firm, has not completed its examination of the Servicer's compliance with the applicable servicing criteria set forth in Item 1122(d) of Regulation AB as of and for the year ended December 31, 2006. KPMG LLP's report dated April 4, 2007 on the Servicer's compliance with such servicing criteria disclaims an opinion.




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